Form 10-Q
period 1998-09-30
DECORA INC
filed 1998-11-23
CIK 1065528

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    ---------

                                    FORM 10-Q

                                    ---------

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 1998
                      Commission File Number 333-58989-01


                              DECORA, INCORPORATED
             (Exact name of registrant as specified in its charter)


               DELAWARE                                    93-1028300
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                      Identification No.)

             ONE MILL STREET
             FORT EDWARD, NY                                  12828
   (address of principal executive office)                 (Zip code)

   Registrant's telephone number
   (including area code)                                 (518) 747-0681

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes [ ] No [X]

At November 9, 1998 there were 16,000 shares of Common Stock of the registrant outstanding. This document consists of 15 pages.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS

                                                                                  PAGE
                                                                                  ----
PART I  FINANCIAL INFORMATION

Item 1         Financial Statements (unaudited)

               Condensed Balance Sheets
               as of September 30, 1998
               and March 31, 1998                                                  3-4

               Condensed Statements of Income
               for the Three and Six Months ended
               September 30, 1998 and 1997                                          5

               Condensed Statements of
               Cash Flows for the Six Months ended
               September 30, 1998 and 1997                                          6

               Notes to Unaudited Condensed
               Financial Statements                                                 7

Item 2         Management's Discussion and Analysis of
               Results of Operations                                               10

PART II OTHER INFORMATION                                                          13

SIGNATURES                                                                         15

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                              DECORA, INCORPORATED

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                                    SEPTEMBER 30,      MARCH 31,
                                                       1998              1998
                                                    ------------       --------
                                                           (IN THOUSANDS)
ASSETS

Current assets:
  Cash and cash equivalents                          $ 15,223          $    356
  Restricted cash                                         246               125
  Accounts receivable, less allowance                   5,900             5,937
  Inventories                                          13,471             6,154
  Deferred income taxes                                   320               320
  Prepaid expenses and other current assets               457               332
                                                     --------          --------

         Total current assets                          35,617            13,224

Property and equipment, net                            10,923             6,990

Due from affiliates                                       --             18,227

Goodwill and other intangibles, net                    66,168            10,522

Other assets                                            1,655             1,255
                                                     --------          --------

       Total assets                                  $114,363          $ 50,218
                                                     ========          ========



       See accompanying Notes to Unaudited Condensed Financial Statements

                              DECORA, INCORPORATED

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                                   SEPTEMBER 30,       MARCH 31,
                                                       1998              1998
                                                   -------------       --------
                                                           (IN THOUSANDS)
LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
  Accounts payable                                   $  3,575          $  3,233
  Accrued liabilities                                   7,208             3,118
  Current portion of long-term debt                       327               327
                                                     --------          --------

       Total current liabilities                       11,110             6,678

Long-term debt                                          2,295            28,774

Deferred income taxes                                     546               546

Due to affiliates                                      82,993                --
                                                     --------          --------

       Total liabilities                               96,944            35,998
                                                     --------          --------

Shareholder's equity:
   Common stock                                           160               160
   Additional paid-in capital                           3,658             3,658
   Retained earnings                                   13,601            10,402
                                                     --------          --------

       Total shareholder's equity                      17,419            14,220
                                                     --------          --------

 Total liabilities and shareholder's equity          $114,363          $ 50,218
                                                     ========          ========



       See accompanying Notes to Unaudited Condensed Financial Statements

                               DECORA, INCORPORATED

                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                     SEPTEMBER 30,                       SEPTEMBER 30,
                                             ---------------------------          ---------------------------
                                               1998               1997              1998               1997
                                             --------           --------          --------           --------
                                                                       (IN THOUSANDS)
Net sales                                    $ 21,784           $ 10,308          $ 39,279           $ 19,455

Cost of goods sold (see Note 2)                12,656              7,898            24,450             14,454
                                             --------           --------          --------           --------

Gross profit                                    9,128              2,410            14,829              5,001

Selling, general and administrative
     expenses                                   4,050              1,281             6,065              2,704
Non-recurring charges                              --                672                --                672
                                             --------           --------          --------           --------

Operating income                                5,078                457             8,764              1,625

Interest expense, net                            (281)               361                68                715
                                             --------           --------          --------           --------

Income before income taxes
  and extraordinary item                        5,359                 96             8,696                910

Income tax provision                            2,143                 38             3,478                364
                                             --------           --------          --------           --------

Income before extraordinary item                3,216                 58             5,218                546

Extraordinary item, net of income
  taxes (see Note 2)                               --                 --            (2,019)                --
                                             --------           --------          --------           --------


Net income                                   $  3,216           $     58          $  3,199           $    546
                                             ========           ========          ========           ========



       See accompanying Notes to Unaudited Condensed Financial Statements

                               DECORA, INCORPORATED

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  SIX MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                               1998                1997
                                                             ---------           ---------
                                                                    (IN THOUSANDS)
Cash flows from operating activities:
Net income                                                   $   3,199           $     546
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Extraordinary item, net of income taxes                      2,019                  --
    Depreciation and amortization                                1,667               1,192
    Amortization of debt discount and fees                          62                  33
    Net changes in current assets and liabilities                1,648                 309
    Other, net                                                    (668)                 --
                                                             ---------           ---------

Net cash provided by operating activities                        7,927               2,080
                                                             ---------           ---------

Cash flows from investing activities:
    Rubbermaid Acquisition                                     (63,312)                 --
    Purchase of property and equipment                          (1,180)               (466)
                                                             ---------           ---------
Net cash used in investing activities                          (64,492)               (466)
                                                             ---------           ---------

Cash flows from financing activities:
    Repayment of long-term debt                                (27,279)             (2,039)
    Net cash paid for debt penalties and fees                   (2,387)                 --
    Intercompany transfers                                     101,219                 816
                                                             ---------           ---------

Net cash provided by (used in) financing activities             71,553              (1,223)
                                                             ---------           ---------


Net increase in cash and cash equivalents                       14,988                 391
Cash and cash equivalents at beginning of period                   481                 128
                                                             ---------           ---------
Cash and cash equivalents at end of period                   $  15,469           $     519
                                                             =========           =========



       See accompanying Notes to Unaudited Condensed Financial Statements

                          NOTES TO UNAUDITED CONDENSED
                              FINANCIAL STATEMENTS


NOTE 1 - Integration of Financial Statements Reported on Form S-4

The Unaudited Condensed Financial Statements should be read in conjunction with Decora, Incorporated's (the "Company") Audited Financial Statements for the fiscal year ended March 31, 1998 included in Amendment No. 1 to Form S-4 Registration Statement under the Securities Act of 1933 for Decora Industries, Inc. (the "Parent") and the Company dated September 4, 1998. The Company, a wholly-owned subsidiary of the Parent, is a leading manufacturer and marketer of self-adhesive consumer decorative and surface coverings and other specialty industrial products. The Company considers its operations to constitute a single business segment.

In the opinion of the Company, the accompanying Unaudited Condensed Financial Statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods.

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.


NOTE 2 - Acquisitions, Extraordinary Item and Acquisition Related One-time Charge to Cost of Goods Sold

Acquisitions

On April 29, 1998, the Company acquired certain assets, which had constituted Rubbermaid's Decorative Coverings Group (the "DCG"), for a purchase price of approximately $62.5 million (the "Rubbermaid Acquisition"). The assets acquired included inventory, certain manufacturing equipment, tradenames and all other rights to three product lines: (i) the Con-Tact self-adhesive line, which is manufactured by the Company, (ii) the Shelf Liner light-adhesive line, which was manufactured by Rubbermaid, and (iii) the Grip Liner non-adhesive covering line, which is manufactured by a third party pursuant to the terms of an exclusive manufacturing agreement.

The acquisition cost for the DCG of approximately $64.6 million (purchase price of $62.5 million, adjusted for acquisition related closing costs of approximately $3.6 million, less amounts related to transition services of $1.5 million) was allocated to the assets acquired as follows:


               Inventory                            $ 7,500,000
               Property and equipment                 1,000,000

               Intangible assets:
                  Con-Tact tradename                 20,300,000
                  Customer relationships             27,400,000
                  Goodwill                            8,400,000

In order to finance the Rubbermaid Acquisition, the Parent issued senior secured notes (the "Notes") which were fully and unconditionally guaranteed by the Company. A portion of the Note proceeds was advanced to and used by the Company for the Rubbermaid Acquisition (approximately $58,300,000) and to refinance existing Company debt and related fees (approximately $29,023,000). At the same time, the Company entered into a three year, $15.0 million secured revolving line of credit (the "Credit Facility"). Its availability is based on a factor of the amount of accounts receivable and inventory held by the Company. As of September 30, 1998, the Credit Facility had not been utilized.

Direct financing transaction costs incurred of approximately $152,000 were deferred and are being amortized, using the effective interest rate method, over the term of the credit facility.


Extraordinary Item

As noted above, in conjunction with the Rubbermaid Acquisition, the Company repaid existing debt, including an $18.0 million subordinated loan bearing a coupon of 13%. As a result of the repayment of the subordinated loan and other debt, the Company paid a one-time prepayment penalty of approximately $2.2 million and wrote off unamortized deferred loan costs of approximately $1.1 million. Consequently, an extraordinary charge of approximately $2.0 million (net of income taxes) was recorded in the six months ended September 30, 1998.


Acquisition Related One-time Charge to Cost of Goods Sold

The results for the six months ended September 30, 1998 were also impacted by a one-time non-cash charge of approximately $797,000 for the step-up in basis of certain DCG inventory acquired in the Rubbermaid Acquisition. This charge related primarily to inventory sold by Decora to Rubbermaid prior to the Rubbermaid Acquisition.

NOTE 3 - Inventories

Inventories at September 30, 1998 and March 31, 1998 consisted of the following:

                                             SEPTEMBER 30,               MARCH 31,
                                                 1998                      1998
                                             -------------               ---------
                                                          (IN THOUSANDS)

         Raw Materials                          $ 2,609                  $ 3,131
         Work-in-Process                          4,401                    1,626
         Finished Goods                           6,461                    1,397
                                                -------                  -------
                                                $13,471                  $ 6,154
                                                =======                  =======


NOTE 4 - Related Party Transactions

The Company paid management fees to the Parent of approximately $250,000 and $500,000 during the three and six months ended September 30, 1998, respectively, and $200,000 and $400,000 during the three and six months ended September 30, 1997, respectively, which are included in selling, general and administrative expenses on the statements of income. These fees relate to various operating and management services, including centralized cash management.

The "due from affiliates" represents the net intercompany transactions between the Company, the Parent and the Parent's German subsidiary. The net balance due from/(due to) affiliates was approximately ($82,993,000) and $18,227,000 at September 30, 1998 and March 31, 1998, respectively. The Parent's sources of income are limited to the management fees received from the Company, the dividends, if any, that it receives from its foreign subsidiaries and intercompany loans.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS


THREE MONTHS ENDED SEPTEMBER 30, 1998 VS. THREE MONTHS ENDED SEPTEMBER 30, 1997.

The Company's Condensed Financial Statements for the three months ended September 30, 1998 include the operations arising from the April 29, 1998 Rubbermaid Acquisition. Net sales for the three months ended September 30, 1998 were $21,784 as compared with net sales of $10,308 for the three months ended September 30, 1997. The increase of $11,476 resulted principally from the Rubbermaid Acquisition.

Gross profit was $9,128 for the three months ended September 30, 1998 as compared with $2,410 for the three months ended September 30, 1997. The increase of $6,718 reflects the impact of the Rubbermaid Acquisition and the fact that the Company now sells directly to retailers.

Selling, general and administrative expenses were $4,050 for the three months ended September 30, 1998 as compared with $1,281 in the three months ended September 30, 1997. The increase of $2,769 was a result of the change from being primarily a contract manufacturer to being a vertically integrated manufacturer and marketer of Con-Tact products following the Rubbermaid Acquisition.

Interest expense (income) was ($281) for the three months ended September 30, 1998 as compared with $361 in the prior year quarter. The decrease of $642 is principally due to advances received from the Parent which repaid existing debt, with the balance being invested in interest bearing accounts.

The Company recognized income before income taxes and extraordinary item of $5,359 in the three months ended September 30, 1998, as compared with $96 in the three months ended September 30, 1997. This increase is principally a result of the increase in earnings resulting from the Rubbermaid Acquisition. The results in the prior year were also impacted by $672 of non-recurring charges.

Net income of $3,216 for the three months ended September 30, 1998 was $3,158 higher than the three months ended September 30, 1997 of $58 as a result of the above-noted changes and a $2,105 increase in the provision for income taxes.

SIX MONTHS ENDED SEPTEMBER 30, 1998 VS. SIX MONTHS ENDED SEPTEMBER 30, 1997.

The Company's Condensed Financial Statements for the six months ended September 30, 1998 include the operations arising from the Rubbermaid Acquisition. Net sales for the six months ended September 30, 1998 were $39,279 (reflecting the Rubbermaid Acquisition since April 29, 1998) as compared with net sales of $19,455 for the six months ended September 30, 1997 (which do not reflect the Rubbermaid Acquisition). The increase of $19,824 resulted principally from the Rubbermaid Acquisition.

Gross profit was $14,829 for the six months ended September 30, 1998 as compared with $5,001 for the six months ended September 30, 1997. The increase of $9,828 reflects the impact of the Rubbermaid Acquisition and the fact that the Company now sells directly to retailers. The increase in gross profit for the six months ended September 30, 1998 was partially offset by a one-time non-cash charge of $797 for the step-up in basis of DCG inventory acquired in the Rubbermaid Acquisition. Excluding the impact of this one-time charge, total Company gross profit would have been $15,626.

Selling, general and administrative expenses were $6,065 for the six months ended September 30, 1998 as compared with $2,704 in the six months ended September 30, 1997. The increase of $3,361 was a result of the incremental sales and marketing costs incurred relative to the change from being primarily a contract manufacturer to being a vertically integrated manufacturer and marketer of Con-Tact products following the Rubbermaid Acquisition.

Interest expense, net was $68 for the six months ended September 30, 1998 as compared with $715 in the prior year. The decrease of $647 is principally due to advances received from the Parent which repaid existing debt and which were invested in interest bearing accounts.

The Company recognized income before income taxes and extraordinary item of $8,696 in the six months ended September 30, 1998, as compared with income of $910 in the six months ended September 30, 1997. This increase is principally a result of the increase in earnings resulting from the Rubbermaid Acquisition.

Net income of $3,199 for the six months ended September 30, 1998 was $2,653 higher than the six months ended September 30, 1997 as a result of the above-noted changes, an extraordinary charge of $2,019 in the current year period and a $3,144 increase in the provision for income taxes.

Year 2000. Many existing computer systems, communication systems, machines and other items, whether large or small, which utilize microprocessors and/or software use only two digits rather than four digits to process date-related transactions. As a result, many of these items will not be able to correctly process a transaction with the year 2000 date, as the "00" could cause the program or system to fail or create erroneous results before, on or after January 1, 2000 (the "Year 2000 Issue"). The Company has employees who have the task of identifying potential Year 2000 Issues and overseeing the implementation of solutions with respect to these issues where possible.

The Company recently completed Phase I of a program to replace its primary management information and communication systems with full Year 2000 compliance. This included hardware and software required to operate its telephone systems and its accounting systems (including general ledger, accounts receivable, accounts payable). Phase II of this program, which is scheduled to be completed in February 1999, will also convert manufacturing control systems to Year 2000 compliant systems. The combined hardware and software costs of Phases I & II are estimated to be approximately $600,000.

In addition to its primary management information system, the Company utilizes personal computers, which function either on a stand-alone basis or as workstations on an integrated network. These computers utilize a variety of operating systems and software packages ranging from Windows NT to DOS platforms. The Company believes that the majority of these systems can and will be made Year 2000 compliant prior to January 1, 2000 at little or no cost to the Company through software updates provided by the respective software vendors. Any full system replacements, which may be required, are not anticipated to have a material impact on the cash flow of the Company and can be funded from operating cash flow. The Company is in the process of reviewing other equipment and systems including, but not limited to, fax machines, cellular telephones, security and other systems in order to determine and remedy any potential Year 2000 Issues. The Company does not separately track the incremental costs incurred for the investigation, analysis and remedy of Year 2000 Issues. Such costs consist principally of related payroll costs of certain members of its systems and operations groups.

The Company sells its products primarily to retailers, distributors and original equipment manufacturers with a significant number of such transactions occurring electronically. The Company also purchases raw materials from many vendors; however, the majority of such purchasing transactions are not handled electronically. If the Company, or any third party with whom the Company does business, were to have a Year 2000 problem, the Company's business could be seriously disrupted which could negatively affect the financial condition and results of operations of the Company. This is particularly true in the case of retail customers where high volume transactions would have to be converted to a manual system until any Year 2000 Issue was resolved. The Company is in the process of reviewing the Year 2000 compliance status with its vendors and customers and to-date has not become aware of a situation which would have a material adverse impact on the Company's operations and/or financial condition, although no assurances can be given that such a problem does not exist, or will not exist in the future. As the Company continues to evaluate the Year 2000 compliance status of its suppliers and vendors, it will also develop contingency plans to deal with any potential problems that may arise in this analysis.

                               DECORA, INCORPORATED

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Company is a defendant in pending actions which, in the opinion of management of the Company, are not material to the Company's financial condition or results of operations. Although no assurances can be given regarding the ultimate outcome of such matters, the Company has accrued amounts for defense and settlement costs which the Company considers adequate.


ITEM 5.  OTHER INFORMATION

Not Applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included with this report:

        (3) Articles of Incorporation and By-Laws

            3.1 Certificate of Incorporation of the Company filed on March 5, 1990. (1)

            3.2   By-Laws of the Company. (1)

        (4) Instruments Defining the Rights of Security Holders

            4.1 Form of Indenture dated as of April 29, 1998 among the Parent as Issuer, the Company as Subsidiary Guarantor, future Subsidiary Guarantors, and United States Trust Company of New York as Trustee (the "Indenture"). (2)

            4.2 Form of 11% Senior Secured Notes due 2005 ("Old Notes") issued under the Indenture (included as Exhibit A to the Indenture).
                  (2)

            4.3 Form of Series B 11% Senior Secured Notes due 2005 issued under the Indenture in exchange for the Old Notes (included as Exhibit B to the Indenture). (2)

            4.4 Form of Guarantee of the Company dated as of April 29, 1998 (included as Exhibit G to the Indenture). (2)

        (10) Material Contracts

           10.1 Form of Payment and Deferral Agreement dated as of July 9, 1998 by and among the Company, the Parent and each of the Holders listed in Schedule A attached thereto. (3)

        (27) Financial Data Schedule

           27.1   Financial Data Schedule

--------------------------------------------------------------------------------

      (1) Previously filed as Exhibit to the Parent's and the Company's Form S-4 Registration Statement No. 333-58989 on July 13, 1998 (the "Registration Statement").

      (2) Previously filed as Exhibit to the Parent's Report on Form 10-K for the fiscal year ended March 31, 1998.

      (3) Previously filed as Exhibit to Amendment No. 1 to the Registration Statement filed on September 4, 1998.



(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Company during the three months ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DECORA, INCORPORATED
(REGISTRANT)




BY   /s/ Timothy N. Burditt
   ---------------------------------
Timothy N. Burditt
VP Administration & Finance




DATED:  November 23, 1998