Form 10-Q
period 1998-12-31
DECORA INC
filed 1999-02-19
CIK 1065528

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    ---------

                                    FORM 10-Q
                                   ----------

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the Quarter Ended December 31, 1998
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


                                 Yes  X    No
                                     ---

At February 15, 1999 there were 16,000 shares of Common Stock of the registrant outstanding. This document consists of 15 pages.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) and
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS

                                                                    PAGE
PART I  FINANCIAL INFORMATION

Item 1     Financial Statements (unaudited)

           Condensed Balance Sheets
           as of December 31, 1998
           and March 31, 1998                                        3-4

           Condensed Statements of Income
           for the Three and Nine Months ended
           December 31, 1998 and 1997                                 5

           Condensed Statements of
           Cash Flows for the Nine Months ended
           December 31, 1998 and 1997                                 6

           Notes to Unaudited Condensed
           Financial Statements                                       7

Item 2     Management's Discussion and Analysis of
           Results of Operations                                     10

PART II OTHER INFORMATION                                            13

SIGNATURES                                                           15

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                              DECORA, INCORPORATED

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                                    DECEMBER 31, 1998    MARCH 31, 1998
                                                               (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents                               $  7,221        $    356
  Restricted cash                                               63             125
  Accounts receivable, less allowance                        7,312           5,937
  Inventories                                               17,022           6,154
  Deferred income taxes                                        320             320
  Prepaid expenses and other current assets                    265             332
                                                          --------        --------
         Total current assets                               32,203          13,224

Property and equipment, net                                 11,813           6,990

Due from affiliates                                             --          18,227

Goodwill and other intangibles, net                         63,127          10,522

Other assets                                                   935           1,255
                                                          --------        --------
       Total assets                                       $108,078        $ 50,218
                                                          ========        ========





              See accompanying Notes to Unaudited Condensed Financial Statements

                              DECORA, INCORPORATED

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                        DECEMBER 31,     MARCH 31,
                                                            1998            1998
                                                               (IN THOUSANDS)
LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
  Accounts payable                                        $  5,708        $  3,233
  Accrued liabilities                                        4,149           3,118
  Current portion of long-term debt                            331             327
                                                          --------        --------
       Total current liabilities                            10,188           6,678

Long-term debt                                               2,021          28,774

Deferred income taxes                                          546             546

Due to affiliates                                           76,816              --
                                                          --------        --------
       Total liabilities                                    89,571          35,998
                                                          --------        --------
Shareholder's equity:
   Common stock                                                160             160
   Additional paid-in capital                                3,658           3,658
   Retained earnings                                        14,689          10,402
                                                          --------        --------

       Total shareholder's equity                           18,507          14,220
                                                          --------        --------
 Total liabilities and shareholder's equity               $108,078        $ 50,218
                                                          ========        ========








       See accompanying Notes to Unaudited Condensed Financial Statements

                              DECORA, INCORPORATED

                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                      THREE MONTHS ENDED      NINE MONTHS ENDED
                                         DECEMBER 31,           DECEMBER 31,
                                        1998       1997       1998        1997
                                      --------   --------   --------    --------
                                                   (IN THOUSANDS)

Net sales                             $ 14,861   $  8,308   $ 54,140    $ 27,763

Cost of goods sold (see Note 2)         10,273      6,255     34,723      20,709
                                      --------   --------   --------    --------
Gross profit                             4,588      2,053     19,417       7,054

Selling, general and
  administrative expenses                2,608        912      8,673       3,616
Non-recurring charges                       --         --         --         672
                                      --------   --------   --------    --------
Operating income                         1,980      1,141     10,744       2,766
Interest expense, net                      165        848        233       1,563
                                      --------   --------   --------    --------
Income before income taxes
  and extraordinary item                 1,815        293     10,511       1,203

Income tax provision                       727        118      4,205         482
                                      --------   --------   --------    --------
Income before extraordinary item         1,088        175      6,306         721

Extraordinary item, net of income
  taxes (see Note 2)                        --         --     (2,019)         --
                                      --------   --------   --------    --------
Net income                            $  1,088   $    175   $  4,287    $    721
                                      ========   ========   ========    ========








              See accompanying Notes to Unaudited Condensed Financial Statements

                              DECORA, INCORPORATED

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      NINE MONTHS ENDED DECEMBER 31,
                                                             1998        1997
                                                           --------    --------
                                                              (IN THOUSANDS)
Cash flows from operating activities:
Net income                                                 $  4,287    $    721
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Extraordinary item, net of income taxes                   2,019           -
    Depreciation and amortization                             2,584       1,629
    Amortization of debt discount and fees                       62          84
    Net changes in current assets and liabilities               981        (244)
    Other, net                                                 (617)          -
                                                           --------    --------
Net cash provided by operating activities                     9,316       2,190
                                                           --------    --------
Cash flows from investing activities:
    Rubbermaid Acquisition                                  (65,491)          -
    Purchase of property and equipment                       (2,443)       (642)
                                                           --------    --------
Net cash used in investing activities                       (67,934)       (642)
                                                           --------    --------
Cash flows from financing activities:
    Increase in long-term debt                                    -      18,000
    Repayment of long-term debt                             (27,523)     (4,376)
    Net cash paid for debt penalties and fees                (2,387)          -
    Intercompany transfers                                   95,331     (14,897)
                                                           --------    --------
Net cash provided by (used in) financing activities          65,421      (1,273)
                                                           --------    --------
Net increase in cash and cash equivalents                     6,803         275
Cash and cash equivalents at beginning of period                481         128
                                                           --------    --------
Cash and cash equivalents at end of period                 $  7,284    $    403
                                                           ========    ========






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


NOTE 2 - Acquisitions, Determination of Acquisition Cost, Extraordinary Item and Acquisition Related One-time Charge to Cost of Goods Sold

Acquisitions

On April 29, 1998, the Company acquired certain assets, which had constituted Rubbermaid's Decorative Coverings Group (the "DCG"), for a purchase price (subject to a purchase price contingency of $2.5 million based on calendar 1998 DCG sales levels) of approximately $62.5 million (the "Rubbermaid Acquisition"). Based upon final 1998 sales of the DCG, the purchase price was adjusted downward by $2.0 million to $60.5 million.

The assets acquired included inventory, manufacturing equipment, tradenames including the Con-Tact trademark and all other rights to three product lines:
(i) the Con-Tact self-adhesive coverings line that was manufactured exclusively for Rubbermaid by Decora, (ii) Shelf Liner, a proprietary product line that was manufactured by Rubbermaid, and (iii) the Grip Liner non-adhesive covering line, which is manufactured by a third party pursuant to the terms of an exclusive manufacturing agreement.

Determination of Acquisition Cost

The acquisition cost for the DCG of approximately $62.6 million (purchase price of $60.5 million, adjusted for acquisition related closing costs of approximately $3.6 million, less amounts related to transition services of $1.5 million paid to Rubbermaid) was allocated to the assets acquired as follows:


                  Inventory                    $ 7,500,000
                  Property and equipment         1,000,000

                  Intangible assets:
                     Con-Tact tradename         20,300,000
                     Customer relationships     27,400,000
                     Goodwill                    6,400,000


In order to finance the Rubbermaid Acquisition, the Parent issued senior secured notes (the "Notes") which were fully and unconditionally guaranteed by the Company. A portion of the Note proceeds was advanced to and used by the Company for the Rubbermaid Acquisition (approximately $58,300,000) and to refinance existing Company debt and related fees (approximately $29,023,000). At the same time, the Company entered into a three year, $15.0 million secured revolving line of credit (the "Credit Facility"). Its availability is based on a factor of the amount of accounts receivable and inventory held by the Company. As of December 31, 1998, the Credit Facility had not been utilized.

Direct financing transaction costs incurred of approximately $152,000 were deferred and are being amortized, using the effective interest rate method, over the term of the credit facility.


Extraordinary Item

As noted above, in conjunction with the Rubbermaid Acquisition, the Company repaid existing debt, including an $18.0 million subordinated loan bearing a coupon of 13%. As a result of the repayment of the subordinated loan and other debt, the Company paid a one-time prepayment penalty of approximately $2.2 million and wrote-off unamortized deferred loan costs of approximately $1.1 million. Consequently, an extraordinary charge of approximately $2.0 million (net of income taxes) was recorded in the nine months ended December 31, 1998.


Acquisition Related One-time Charge to Cost of Goods Sold

The results for the nine months ended December 31, 1998 were also impacted by a one-time non-cash charge of approximately $797,000 for the step-up in basis of certain DCG inventory acquired in the Rubbermaid Acquisition. This charge related primarily to inventory sold by Decora to Rubbermaid prior to the Rubbermaid Acquisition.

NOTE 3 - Inventories

Inventories at December 31, 1998 and March 31, 1998 consisted of the following:

                            DECEMBER 31, 1998     MARCH 31, 1998
                            -----------------     --------------
                                        (IN THOUSANDS)


Raw Materials                    $ 1,807             $ 3,131
Work-in-Process                    3,633               1,626
Finished Goods                    11,582               1,397
                                 -------             -------
                                 $17,022             $ 6,154
                                 =======             =======


NOTE 4 - Related Party Transactions

The Company paid management fees to the Parent of approximately $250,000 and $750,000 during the three and nine months ended December 31, 1998, respectively, and $200,000 and $600,000 during the three and nine months ended December 31, 1997, respectively, which are included in selling, general and administrative expenses on the statements of income. These fees relate to various operating and management services, including centralized cash management.

The "due from/to affiliates" represents the net intercompany transactions between the Company, the Parent and the Parent's German subsidiary. The net balance due from/(due to) affiliates was approximately ($76,816,000) and $18,227,000 at December 31, 1998 and March 31, 1998, respectively. The Parent's sources of income are limited to the management fees received from the Company, the dividends, if any, that it receives from its foreign subsidiaries and intercompany loans.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF  RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1998 VS. THREE MONTHS ENDED DECEMBER 31, 1997.

The Company's Condensed Financial Statements for the three months ended December 31, 1998 include the operations arising from the April 29, 1998 Rubbermaid Acquisition. Net sales for the three months ended December 31, 1998 were $14,861 as compared with net sales of $8,308 for the three months ended December 31, 1997. The increase of $6,553 resulted principally from the Rubbermaid Acquisition.

Gross profit was $4,588 for the three months ended December 31, 1998 as compared with $2,053 for the three months ended December 31, 1997. The increase of $2,535 reflects the impact of the Rubbermaid Acquisition and the fact that the Company now sells directly to retailers.

Selling, general and administrative expenses were $2,608 for the three months ended December 31, 1998 as compared with $912 in the three months ended December 31, 1997. The increase of $1,696 was a result of the change from being primarily a contract manufacturer to being a vertically integrated manufacturer and marketer of Con-Tact products following the Rubbermaid Acquisition.

Interest expense, net was $165 for the three months ended December 31, 1998 as compared with $848 in the prior year quarter. The decrease of $683 is principally due to advances received from the Parent which repaid existing debt, with the balance being invested in interest bearing accounts.

The Company recognized income before income taxes and extraordinary item of $1,815 in the three months ended December 31, 1998, as compared with $293 in the three months ended December 31, 1997. This increase is principally a result of the increase in earnings resulting from the Rubbermaid Acquisition.

Net income of $1,088 for the three months ended December 31, 1998 was $913 higher than the three months ended December 31, 1997 of $175 as a result of the above-noted changes and a $609 increase in the provision for income taxes.

NINE MONTHS ENDED DECEMBER 31, 1998 VS. NINE MONTHS ENDED DECEMBER 31, 1997.

The Company's Condensed Financial Statements for the nine months ended December 31, 1998 include the operations arising from the Rubbermaid Acquisition. Net sales for the nine months ended December 31, 1998 were $54,140 (reflecting the Rubbermaid Acquisition since April 29, 1998) as compared with net sales of $27,763 for the nine months ended December 31, 1997 (which do not reflect the Rubbermaid Acquisition). The increase of $26,377 resulted principally from the Rubbermaid Acquisition.

Gross profit was $19,417 for the nine months ended December 31, 1998 as compared with $7,054 for the nine months ended December 31, 1997. The increase of $12,363 reflects the impact of the Rubbermaid Acquisition and the fact that the Company now sells directly to retailers. The increase in gross profit for the nine months ended December 31, 1998 was partially offset by a one-time non-cash charge of $797 for the step-up in basis of DCG inventory acquired in the Rubbermaid Acquisition. Excluding the impact of this one-time charge, total Company gross profit would have been $20,214.

Selling, general and administrative expenses were $8,673 for the nine months ended December 31, 1998 as compared with $3,616 in the nine months ended December 31, 1997. The increase of $5,057 was a result of the incremental sales and marketing costs incurred relative to the change from being primarily a contract manufacturer to being a vertically integrated manufacturer and marketer of Con-Tact products following the Rubbermaid Acquisition.

Interest expense, net was $233 for the nine months ended December 31, 1998 as compared with $1,563 in the prior year. The decrease of $1,330 is principally due to advances received from the Parent which repaid existing debt, with the balance being invested in interest bearing accounts.

The Company recognized income before income taxes and extraordinary item of $10,511 in the nine months ended December 31, 1998, as compared with income of $1,203 in the nine months ended December 31, 1997. This increase is principally a result of the increase in earnings resulting from the Rubbermaid Acquisition.

Net income of $4,287 for the nine months ended December 31, 1998 was $3,566 higher than the nine months ended December 31, 1997 as a result of the above-noted changes, an extraordinary charge of $2,019 in the current year period and a $3,723 increase in the provision for income taxes.

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

The Company recently completed Phases I and II of a program to replace its primary management information and communication systems with full Year 2000 compliance. This included hardware and software required to operate its telephone systems and its accounting systems (including general ledger, accounts receivable, accounts payable) and manufacturing control systems at a cost of approximately $600,000.

In addition to its primary management information system, the Company utilizes personal computers, which function either on a stand-alone basis or as workstations on an integrated network. These computers utilize a variety of operating systems and software packages ranging from Windows NT to DOS platforms. The Company is completing its survey to detect non-compliant systems and believes that the majority of these systems can and will be made Year 2000 compliant prior to January 1, 2000 at little or no cost to the Company through software updates provided by the respective software vendors. Any full system replacements which may be required are not anticipated to have a material impact on the cash flow of the Company and can be funded from operating cash flow. The Company is in the process of reviewing other equipment and systems in order to determine and remedy any potential Year 2000 Issues.

Certain manufacturing equipment has date-sensitive controllers which are not Year 2000 compliant and will have to be upgraded, replaced or decommissioned. The Company anticipates resolving these issues by September 1999 at a cost which is anticipated to be within ordinary maintenance expenditure levels. The Company does not separately track the incremental costs incurred for the investigation, analysis and remedy of Year 2000 Issues. Such costs consist principally of related payroll costs of certain members of its systems and operations groups.

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

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the three months ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DECORA, INCORPORATED
(REGISTRANT)




BY /s/ Timothy N. Burditt
  --------------------------------------
  Timothy N. Burditt
  VP Administration & Finance



Dated:  February 16, 1999