Form 10-K405
period 1999-03-31
DECORA INC
filed 1999-07-14
CIK 1065528

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                ---------------

                                   FORM 10-K

                                ---------------


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 1999.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______ .



                      Commission File Number: 333-58989-01
                                             --------------

                              DECORA, INCORPORATED
             (Exact name of registrant as specified in its charter)


                DELAWARE                                                    93-1028300
(State or other jurisdiction of incorporation                 (I.R.S. Employer Identification No.)
or organization)

1 MILL STREET
FORT EDWARD, NEW YORK                                                          12828
(Address of principal executive offices)                                     (Zip Code)

(Registrant's telephone number, including area code)                       (518) 747-6255


           Securities registered pursuant to Section 12(b) of the Act:


                                             Name of each exchange
Title of Each Class                            on which registered
-------------------                          ---------------------
        NONE                                         NONE


           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


None of the voting stock of Decora, Incorporated is held by non-affiliates.

As of June 30, 1999, there were 16,000,000 shares of Common Stock of the registrant outstanding.

    REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (I) (1)
        (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH A
                           REDUCED DISCLOSURE FORMAT.


                    DOCUMENTS INCORPORATED BY REFERENCE: NONE


================================================================================

                                     PART I

ITEM 1.  BUSINESS.

Decora, Incorporated (the "Company"), which was incorporated in Delaware in 1990, is a wholly-owned subsidiary of Decora Industries, Inc. ( the "Parent"), also incorporated in Delaware. The Company is a leading manufacturer and marketer of self-adhesive, branded, consumer decorative products and of specialty industrial and commercial products, utilizing proprietary adhesive systems and coating technologies.

Con-Tact(R) is a registered trademark of Decora. Rubbermaid(R) is a registered trademark of Rubbermaid, Incorporated ("Rubbermaid").

The Company's primary lines of business, self-adhesive consumer decorative products, are best known under the brand Con-Tact. Con-Tact self-adhesive consumer products were first introduced in the United States in the 1950's by the Company which was formerly known as the Decora Division of United Merchants and Manufacturers, Inc. ("UM&M"). This operation developed and introduced the line and has always been its manufacturer; however, from 1981 through April 1998, Con-Tact products were distributed by Rubbermaid pursuant to an exclusive distribution and manufacturing agreement between Rubbermaid and UM&M. UM&M had sold the Con-Tact brand name to Rubbermaid in 1983. The Company acquired the Decora Division assets from UM&M in 1990 and maintained the established relationship with Rubbermaid until April 1998, when the Company acquired the Con-Tact brand name back from Rubbermaid along with all the assets, product lines and market position of Rubbermaid's entire Decorative Coverings Group (the "Rubbermaid Acquisition"). The Rubbermaid Acquisition was completed on April 29, 1998 and included all the assets and brand names associated with three product lines: (i) the Con-Tact self-adhesive product line, which is manufactured by the Company, (ii) the Shelf Liner light-adhesive line, which was previously manufactured by Rubbermaid, and (iii) the Grip Liner non-adhesive covering line, which is manufactured by a third party pursuant to the terms of an exclusive manufacturing agreement.

Prior to the Rubbermaid Acquisition, the Company, as primarily a contract manufacturer, did not incur traditional sales and marketing expenses. In the past, Rubbermaid had sold and distributed the Company's Con-Tact products and the Company conducted its international sales primarily through a limited number of distributors. As a result of the Rubbermaid Acquisition, the Company now performs full sales and marketing activities to support its integrated manufacturing operations and sells directly to retailers. During a nine month transition period following the Rubbermaid Acquisition, the Company established its own marketing and sales team and its own distribution system and since January 1999 has been operating without any further services from Rubbermaid. The Company's consumer products are warehoused and delivered to customers by a third party logistics services provider. The Company sells its Con-Tact and consumer products primarily to large retailers such as K-mart, Target, The Home Depot and Wal-Mart as well as to wholesalers who sell to smaller retailers and food, drug and hardware stores. Sales of decorative coverings products are concentrated. During fiscal 1999, sales to the Company's top five customers represented 60% of the Company's net sales. The loss of any one or more of these customers could have a material adverse effect on the Company's business and financial condition. During fiscal 1998, prior to the Rubbermaid Acquisition, 84% of the Company's net sales were to Rubbermaid. The Company also sells consumer products internationally and has industrial product customers in the U.S. which purchase its tape and coating products.

ITEM 2. PROPERTIES

The Company owns a 220,000 square foot manufacturing and office facility located on approximately 12 acres in Fort Edward, New York. The Company also leases a 10,000 square foot manufacturing and office facility in Longwood, Florida and a 10,000 square foot office facility in North Ridgeville, Ohio.

ITEM 3. LEGAL PROCEEDINGS

The Company is not currently subject to any material legal proceedings. Although the Company is subject to certain legal proceedings, the ultimate outcome of each proceeding will not, in the opinion of management, have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No response to this item is required under General Instruction I (2) (c) of Form 10-K as Registrant meets the conditions set forth in General Instruction (I) (1)
(a) and (b) of Form 10-K.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is no established public trading market for the Common Stock of the Company, all of which is owned by the Parent. The Company has never paid a cash dividend and intends to retain earnings, if any, for use in its business. In addition, the Company's agreements with its lenders restrict the ability of the Company to pay dividends.

ITEM 6. SELECTED FINANCIAL INFORMATION.

No response to this item is required under General Instruction I (2) (a) of Form 10-K, as Registrant meets the conditions set forth in General Instruction I (1)
(a) and (b) of Form 10-K.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

As permitted by General Instruction I (2) (a) of Form 10-K, the response to this item has been limited to an analysis of the results of operations for fiscal 1999 as compared with fiscal 1998 as Registrant meets the conditions set forth in General Instruction (I) (1) (a) and (b) of Form 10-K.

GENERAL

On April 29, 1998, the Company completed the Rubbermaid Acquisition for an aggregate cost, including transaction costs, of approximately $66 million. The assets acquired included: (i) the Con-Tact self-adhesive line, which is manufactured by the Company, (ii) the Shelf Liner light-adhesive line, which was manufactured by Rubbermaid, and (iii) the Grip Liner non-adhesive covering line, which is manufactured by a third party pursuant to the terms of an exclusive manufacturing agreement. The Rubbermaid Acquisition has enabled the Company, which previously had been primarily only a manufacturer of Con-Tact, to integrate the marketing, sales and distribution of the Con-Tact product offering, as well as the other two product lines, with its manufacturing capabilities. In conjunction with the financing of the Rubbermaid Acquisition, the Company refinanced a substantial portion of its outstanding debt and made significant investments which were required to integrate the acquired assets into the Company's business during a nine month transition period following the acquisition. During this nine month period, the Company established a totally new sales, marketing, customer service and distribution management team and operation in its new North American headquarters in North Ridgeville, Ohio, installed new financial and enterprise resource planning software and hardware systems, established a third party warehousing and distribution service to handle consumer product shipments in North America and relocated acquired manufacturing operations to its Fort Edward, New York manufacturing facility. While executing this transformation, the Company strove to maintain and strengthen customer relationships and interest in the Con-Tact product line.

The results of operations of the Company reflect the results associated with the Rubbermaid Acquisition since April 29, 1998 thus affecting the comparability of results between the two years.

RESULTS OF OPERATIONS

Year Ended March 31, 1999 vs. Year Ended March 31, 1998

As noted above, the comparability of results between fiscal 1999 and fiscal 1998 is significantly affected by the inclusion of results following the Rubbermaid Acquisition in April 1998. As a result, sales, cost of goods sold, gross margin and selling, general and administrative expense levels in fiscal 1999 may not be meaningfully compared with the prior year as the Company transitioned from being a contract manufacturer for Rubbermaid to an integrated branded consumer products company. Management's focus during the year included the establishment of new management and infrastructure for the product lines acquired from Rubbermaid. The Company's results were impacted by these factors and also by the nine month transition period during which Rubbermaid continued to distribute the acquired product lines and the Company operated primarily under product promotion and merchandising programs which were established by Rubbermaid prior to the Rubbermaid Acquisition.

Net sales for the year ended March 31, 1999 were $66,650,000 (reflecting the impact of the Rubbermaid Acquisition since April 29, 1998) as compared with $36,305,000 for the year ended March 31, 1998. The increase of $30,345,000 resulted principally from the Rubbermaid Acquisition.

Gross profit was $24,390,000, or 36.6% of net sales, for the year ended March 31, 1999 as compared with 9,290,000, or 25.6% of net sales, for the year ended March 31, 1998. The increase of $15,100,000 and the increase in gross profit margin reflect the impact of the Rubbermaid Acquisition and the fact that the Company now sells directly to retailers. The gross margin for the year ended March 31, 1999 reflects only eleven months of the Decorative Coverings Group ("DCG") operations which were acquired from Rubbermaid on April 29, 1998. Additionally, gross profit for the year ended March 31, 1999 was partially offset by a one-time non-cash charge of approximately $800,000 for the step-up in basis of DCG inventory acquired in the Rubbermaid Acquisition. Excluding the impact of this one-time charge, gross profit would have been approximately $25,190,000, or 37.8% of net sales.

Selling, general and administrative expenses were $13,180,000, or 19.8% of net sales, for the year ended March 31, 1999 as compared with $4,963,000, or 13.7%, of net sales in the year ended March 31, 1998. The increase of $8,217,000 was primarily due to the incremental sales and marketing costs incurred relative to the change from being primarily a contract manufacturer to being a vertically integrated manufacturer and marketer of Con-Tact products following the Rubbermaid Acquisition.

Interest expense, net was $138,000 for the year ended March 31, 1999 as compared with $2,388,000 in the prior year. The decrease of $2,250,000 is principally due to lower average borrowings in the current year as a result of debt repayments made in conjunction with the Rubbermaid Acquisition and higher interest income earned on cash deposits in the current year.

Net income of $4,624,000 for the year ended March 31, 1999 was $3,869,000 higher than the year ended March 31, 1998 primarily as a result of the above noted changes and a non-recurring charge of $672,000 incurred in the prior year, partially offset by the extraordinary charge (net of income taxes) of $2,019,000 incurred in connection with the Rubbermaid Acquisition.

YEAR 2000 RISKS

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

The Company recently completed Phases I & II of a program to replace its primary management information and communication systems with full Year 2000 compliance. This included hardware and software required to operate its telephone systems, its accounting systems (including general ledger, accounts receivable, accounts payable) and its manufacturing control systems at a cost of approximately $600,000.

In addition to its primary management information system, the Company utilizes personal computers, which function either on a stand-alone basis or as workstations on an integrated network. These computers utilize a variety of operating systems and software packages ranging from Windows NT to DOS platforms. The Company is completing its survey to detect non-compliant systems and believes that the majority of these systems can and will be made Year 2000 compliant prior to January 1, 2000 at little or no cost to the Company through software updates provided by the respective software vendors. Any full system replacements which may be required are not anticipated to have a material impact on the cash flow of the Company and can be funded from operating cash flow. The Company has completed the process of reviewing other equipment and systems in order to determine and remedy any potential Year 2000 Issues. Certain manufacturing equipment has date-sensitive controllers which are not Year 2000 compliant and will have to be upgraded, replaced or decommissioned. The Company is on target to resolve these issues by September 1999 at a cost which is anticipated to be within ordinary maintenance expenditure levels. The Company does not separately track the incremental costs incurred for the investigation, analysis and remedy of Year 2000 Issues. Such costs consist principally of related payroll costs of certain members of its systems and operations groups.

The Company sells its products primarily to retailers, distributors and original equipment manufacturers with a significant number of such transactions occurring electronically. The Company also purchases raw materials from many vendors; however, the majority of such purchasing transactions are not handled electronically. If the Company, or any third party with whom the Company does business, were to have a Year 2000 problem, the Company's business could be seriously disrupted which could negatively affect the financial condition and results of operations of the Company. This is particularly true in the case of retail customers where high volume transactions would have to be converted to a manual system until any Year 2000 Issue was resolved. The Company has completed the process of reviewing the Year 2000 compliance status with its vendors and customers and to date is not aware of a situation which would have a material adverse impact on the Company's operations and/or financial condition, although no assurances can be given that such a problem does not exist, or will not exist in the future. As the Company continues to evaluate the Year 2000 compliance status of its suppliers and vendors, it will also develop contingency plans to deal with any potential problems that may arise in this analysis.

FORWARD LOOKING STATEMENTS

From time to time, including in this Annual Report on Form 10-K, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, changes in the industry, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, without limitation, the following: customer concentration, exposure to raw material price fluctuations, competitors with significantly greater financial resources, debt covenants restricting the Company's ability to borrow money, a highly competitive environment, seasonality, fluctuations in quarterly operating results and ability to maintain adequate levels of working capital. Refer to Item 1, "Narrative Description of the Business" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", for additional information regarding certain of these risks.

IMPACT OF NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The intended use of the derivative and its designation as either (1) a hedge of exposure to changes in the fair value of a recognized asset or liability or a firm commitment (a fair value hedge), (2) a hedge of exposure to variable cash flows of a forecasted transaction (a cash flow hedge) or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation (a foreign currency hedge) will determine when the gains or losses on the derivatives are to be reported as a component of other comprehensive income. The new standard must be adopted for fiscal year 2000 financial reporting. The Company does not believe that the adoption of SFAS No. 133 will have a material impact on the financial position of the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk in the areas of interest rates and foreign currency exchange rates.

INTEREST RATES

The Company's exposure to market risk from interest rate changes relates primarily to variable rate bank lines of credit. As of March 31, 1999, the Company had cash flow exposure on its Tax-Exempt Industrial Revenue Bonds ($2,210,000) which bear interest at a variable rate. Accordingly, as of March 31, 1999, a 33 basis point increase in the bond's floating rate (10% increase) would have an immaterial effect on the Company's pre-tax earnings.

FOREIGN EXCHANGE RISK

The Company has limited exposure to foreign exchange risk as the majority of transactions are denominated in U.S. dollars. A 10% change in the value of all foreign currencies would have an immaterial effect on the Company's pre-tax earnings.

INTEREST RATE SWAPS AND CAPS

The Company had one interest rate swap agreement as of March 31, 1999 with its primary lender which expired in May 1999. The agreement effectively converted $8,523,000 of its variable rate borrowings into fixed rate obligations.

At March 31, 1999, the fair value of the Company's interest rate swap approximated carrying value.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is submitted in response to Part IV hereof. See the Index to Financial Statements.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                             FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

                        DIRECTORS AND EXECUTIVE OFFICERS

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

No response to this item is required under General Instruction I (2) (c) of Form 10-K, as Registrant meets the conditions set forth in General Instruction I (1)
(a) and (b) of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

No response to this item is required under General Instruction I (2) (c) of Form 10-K, as Registrant meets the conditions set forth in General Instruction I (1)
(a) and (b) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No response to this item is required under General Instruction I (2) (c) of Form 10-K, as Registrant meets the conditions set forth in General Instruction I (1)
(a) and (b) of Form 10-K.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No response to this item is required under General Instruction I (2) (c) of Form 10-K, as Registrant meets the conditions set forth in General Instruction I (1)
(a) and (b) of Form 10-K.


ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)   1. Financial Statements.  See Index to Financial Statements.

      2. Financial Statement Schedules.  See Index to Financial Statements.

      3. Exhibits.

The following exhibits are filed or incorporated by reference as part of this Report.

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1 Asset Purchase Agreement dated as of March 30, 1998, by and between Rubbermaid Incorporated and Rubbermaid Specialty Products, Inc., on the one hand, and the Parent and the Company on the other hand.(6)


(3)   Articles of Incorporation and By-Laws

3.1     Certificate of Incorporation of the Company filed on March 5, 1990.(9)

3.2     By-Laws of the Company.(9)

(4) Instruments Defining the Rights of Security Holders

4.1     Certificate of Incorporation and By-laws (see Exhibits 3.1 and 3.2).

4.2 Form of Indenture dated as of April 29, 1998 among the Parent as Issuer, the Company as Subsidiary Guarantor, future Subsidiary Guarantors, and the United States Trust Company of New York as Trustee (the "Indenture").(8)

4.3 Form of 11% Senior Secured Notes due 2005 ("Old Notes") issued under the Indenture (included as Exhibit A to the Indenture).(8)

4.4 Form of Series B 11% Senior Secured Notes due 2005 issued under the Indenture in exchange for the Old Notes (included as Exhibit B to the Indenture).(8)

4.5 Form of Guarantee of the Company dated as of April 29, 1998 (included as Exhibit G to the Indenture).(8)

4.6 Form of Registration Rights Agreement dated as of April 29, 1998 among Lazard Freres & Co. LLC, the Parent and the Company.(8)


(10) Material Contracts

10.1 Management Agreement dated as of April 18, 1990 by and between Utilitech and the Parent.(1)

10.2 Promissory Note in the amount of $6,000,000 dated as of July 20, 1994 by and between the Parent as borrower and the Company as lender.(2)

10.3 Form of Exchange Agreement dated March 31, 1996 by and among the Company, CIGNA Mezzanine Partners, Inc., CIGNA Property and Casualty and Insurance Company of North America.(3)

10.4 Form of Employment Agreement dated as of June 1, 1997 by and between the Company and Richard DeCoste.(4)

10.5 Note and Warrant Purchase Agreement dated as of September 26, 1997 among the Company, the Parent, Dorrance Street Capital Advisors, LLC and Textron Master Trust.(5)

10.6 Credit and Reimbursement Agreement Modification Agreement No. 2 dated September 26, 1997 by and between the Company and Fleet Bank in connection with a letter of credit issued by Fleet Bank in favor of Mellon Bank, FSB, as Trustee, concerning the issuance of $2,460,000 industrial revenue development bond.(5)

10.7 Promissory Note in the amount of $15,207,000 dated September 30, 1997 by the Parent to the Company.(5)

10.8 Form of Loan Agreement dated as of April 28, 1998 between the Company and Konrad Hornschuch AG.(8)

10.9 Form of Security Agreement dated as of April 29, 1998 between the Company and Konrad Hornschuch AG.(8)

10.10 Form of Restated Revolving Promissory Note dated as of April 29, 1998 by the Company in favor of Fleet National Bank in the principal amount of $15,000,000.(8)

10.11 Form of Restated Secured Revolving Line of Credit Agreement dated as of April 29, 1998 between the Company and Fleet National Bank.(8)

10.12 Form of Credit and Reimbursement Agreement Modification Agreement No. 3 dated as of April 29, 1998 between the Company and Fleet National Bank.(8)

10.13 Form of Mortgage Modification and Consolidation Agreement dated as of April 29, 1998 between the Company and Fleet National Bank.(8)

10.14 Form of Mortgage dated as of April 29, 1998 between the Company and Fleet National Bank securing principal indebtedness in the amount of $2,497,000.(8)

10.15 Form of Mortgage dated as of April 29, 1998 between the Company and Fleet National Bank securing principal indebtedness in the amount of $499,000.(8)

10.16 Form of Restated Security Agreement dated as of April 29, 1998 between the Company and Fleet National Bank.(8)

10.17 Form of Environmental Compliance and Indemnification Agreement dated as of April 29, 1998 between the Company and Fleet National Bank.(8)

10.18 Form of Official Statement of Counties of Warren and Washington, New York, Industrial Development Agency $2,460,000 Tax-exempt Industrial Development Revenue Bonds (Decora Incorporated Project), Series 1996.(7)

10.19 Form of Payment and Deferral Agreement dated as of July 9, 1998 by and among the Company, the Parent and each of the Holders identified and listed on Schedule A attached thereto.(10)

(27) Financial Data Schedule

27.1    Financial Data Schedule.


--------------
Notes:

(1) Previously filed as Exhibits to the Company's Report on Form 8-K dated April 18, 1990.

(2) Previously filed as Exhibit to the Company's Report on Form 10-K for the fiscal year ended March 31, 1994.

(3) Previously filed as Exhibit to the Company's Report on Form 10-K for the fiscal year ended March 31, 1996.

(4) Previously filed as Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended June 30, 1997.

(5) Previously filed as Exhibit to the Company's Report on Form 8-K dated October 1, 1997.

(6) Previously filed as Exhibit to the Company's Report on Form 8-K dated March 31, 1998.

(7) Previously filed as Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended December 31, 1996.

(8) Previously filed as Exhibit to the Company's report on Form 10-K for the fiscal year ended March 31, 1998.

(9) Previously filed as Exhibit to the Company's Registration Statement No. 333-58989 on Form S-4 as originally filed on July 13, 1998.

(10) Previously filed as Exhibit to Amendment No. 1 of the Company's Registration Statement No. 333-58989 on Form S-4 as filed on September 4, 1998.

(b)     REPORTS ON FORM 8-K

        No reports on Form 8-K were filed by the Company during the three months ended March 31, 1999.

                                   SIGNATURES

        PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF 15(d) THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                        DECORA, INCORPORATED


Date: July 14, 1999                     By: /s/ NATHAN HEVRONY
                                            -------------------------
                                            Nathan Hevrony
                                            Chief Executive Officer

        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


        Signature                      Title                        Date
        ---------                      -----                        ----
/s/ NATHAN HEVRONY            Chief Executive Officer         July 14, 1999
--------------------------    and Director (Principal
    Nathan Hevrony            Executive Officer)


/s/ TIMOTHY N. BURDITT        Vice President,                 July 14, 1999
--------------------------    Administration and Director
    Timothy N. Burditt        (Principal Financial and
                              Accounting Officer)

                              DECORA, INCORPORATED
                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE


Financial Statements                                                            Page
--------------------                                                            ----
The following Financial Statements of Decora Incorporated and
Report of Independent Accountants are filed as part of this report:

Report of Independent Accountants                                               F-2

Balance Sheets as of March 31, 1999 and 1998                                    F-3

Statements of Income for the Years Ended
  March 31, 1999, 1998 and 1997                                                 F-5

Statements of Cash Flows for the Years Ended
  March 31, 1999, 1998 and 1997                                                 F-6

Statements of Changes in Shareholder's Equity
  for the Years Ended March 31, 1999, 1998 and 1997                             F-7

Notes to Financial Statements                                                   F-8

Financial Statement Schedule for the Three Years Ended March 31, 1999

Schedule II - Valuation and Qualifying Accounts                                 F-19

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Shareholder of
Decora, Incorporated


In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Decora, Incorporated (a wholly-owned subsidiary of Decora Industries, Inc.) at March 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1999 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

New York, New York
June 2, 1999

DECORA, INCORPORATED
(a wholly-owned subsidiary of Decora Industries, Inc.)

BALANCE SHEETS
Amounts in 000's (except per share data)
--------------------------------------------------------------------------------

                                                       MARCH 31,
                                                   1999          1998
ASSETS

Current assets:
  Cash and cash equivalents                      $     43      $    356
  Restricted cash                                     504           125
  Accounts receivable, less allowance for
    doubtful accounts of $1,363 and $171 at
    March 31, 1999 and 1998, respectively           8,228         5,937
  Inventories                                      20,208         6,154
  Deferred income taxes                               556           320
  Prepaid expenses and other current assets           421           332
                                                 --------      --------

      Total current assets                         29,960        13,224

Property and equipment, net                        11,215         6,990

Due from affiliates                                    --        18,515

Goodwill and other intangibles, net                64,836        10,522

Other assets                                        1,343           967
                                                 --------      --------

      Total assets                               $107,354      $ 50,218
                                                 ========      ========

                 See accompanying notes to financial statements.

DECORA, INCORPORATED
(a wholly-owned subsidiary of Decora Industries, Inc.)

BALANCE SHEETS
Amounts in 000's (except per share data)
--------------------------------------------------------------------------------

                                                                MARCH 31,
                                                            1999          1998
LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
  Accounts payable                                        $  5,292      $  3,233
  Accrued liabilities                                        2,794         2,007
  Accrued interest                                               5         1,111
  Current portion of long-term debt                            331           327
                                                          --------      --------

      Total current liabilities                              8,422         6,678

Long-term debt                                               2,001        28,774
Deferred income taxes                                          549           546
Due to affiliates                                           77,538            --
                                                          --------      --------

      Total liabilities                                     88,510        35,998
                                                          --------      --------

Shareholder's equity:
  Common stock, $.01 par value, 20,000 shares
    authorized, 16,000 shares issued and outstanding           160           160
  Additional paid-in capital                                 3,658         3,658
  Retained earnings                                         15,026        10,402
                                                          --------      --------

      Total shareholder's equity                            18,844        14,220
                                                          --------      --------

Commitment and contingencies                                    --            --
                                                          --------      --------

      Total liabilities and shareholder's equity          $107,354      $ 50,218
                                                          ========      ========



                 See accompanying notes to financial statements.

DECORA, INCORPORATED
(a wholly-owned subsidiary of Decora Industries, Inc.)

STATEMENTS OF INCOME
Amounts in 000's
--------------------------------------------------------------------------------


                                                                YEAR ENDED MARCH 31,
                                                         1999           1998          1997
Net sales                                              $ 66,650       $ 36,305      $ 41,082

Cost of goods sold                                       42,260         27,015        30,503
                                                       --------       --------      --------

Gross profit                                             24,390          9,290        10,579

Selling, general and administrative expenses             13,180          4,963         6,170

Non-recurring charges                                        --            672            --
                                                       --------       --------      --------

Operating income                                         11,210          3,655         4,409

Interest expense, net                                       138          2,388         2,010
                                                       --------       --------      --------

Income before income taxes and extraordinary item        11,072          1,267         2,399

Income tax provision                                      4,429            512         1,022
                                                       --------       --------      --------

Income before extraordinary item                          6,643            755         1,377

Extraordinary item, net of income taxes                  (2,019)            --            --
                                                       --------       --------      --------

Net income                                             $  4,624       $    755      $  1,377
                                                       ========       ========      ========

                 See accompanying notes to financial statements.

DECORA, INCORPORATED
(a wholly-owned subsidiary of Decora Industries, Inc.)

STATEMENTS OF CASH FLOWS
Amounts in 000's
--------------------------------------------------------------------------------


                                                                   YEAR ENDED MARCH 31,
                                                            1999           1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $  4,624       $    755       $  1,377
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Extraordinary item, net of income taxes                  2,019             --             --
    Depreciation and amortization                            3,937          2,101          2,253
    Amortization of debt discounts and fees                     84             --             --
    Loss on disposal of property and equipment                  --             98             --
    Net changes in current assets and liabilities           (8,443)         1,883         (1,612)
    Deferred income tax provision (benefit)                    522           (233)           (71)
    Other, net                                                (141)        (1,047)            --
                                                          --------       --------       --------

Net cash provided by operating activities                    2,602          3,557          1,947
                                                          --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Rubbermaid Acquisition                                   (66,038)            --             --
  Purchase of property and equipment                        (2,340)          (785)          (489)
  Intercompany loan payable                                  9,988             --             --
                                                          --------       --------       --------

Net cash used in investing activities                      (58,390)          (785)          (489)
                                                          --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt                                    --         18,000          5,814
  Repayment of long-term debt                              (27,538)        (5,193)        (8,033)
  Debt penalties and fees                                   (2,387)          (347)          (310)
  Intercompany payable (receivable)                         85,779        (14,879)         1,034
                                                          --------       --------       --------

Net cash provided by (used in) financing activities         55,854         (2,419)        (1,495)
                                                          --------       --------       --------

Net increase (decrease) in cash and cash equivalents            66            353            (37)
Cash and cash equivalents at beginning of year                 481            128            165
                                                          --------       --------       --------

Cash and cash equivalents at end of year                  $    547       $    481       $    128
                                                          ========       ========       ========

                 See accompanying notes to financial statements.

DECORA, INCORPORATED
(a wholly-owned subsidiary of Decora Industries, Inc.)

STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
Amounts in 000's
--------------------------------------------------------------------------------


                                           COMMON STOCK
                                        --------------------    ADDITIONAL
                                                       PAR        PAID-IN      RETAINED
                                        SHARES        VALUE       CAPITAL      EARNINGS
Balance at March 31, 1996                16,000      $   160      $ 2,840      $ 8,270

  Net income                                 --           --           --        1,377
                                        -------      -------      -------      -------

Balance at March 31, 1997                16,000          160        2,840        9,647

  Capital contribution from Parent           --           --          818           --
  Net income                                 --           --           --          755
                                        -------      -------      -------      -------

Balance at March 31, 1998                16,000          160        3,658       10,402

  Net income                                 --           --           --        4,624
                                        -------      -------      -------      -------

Balance at March 31, 1999                16,000      $   160      $ 3,658      $15,026
                                        =======      =======      =======      =======

                 See accompanying notes to financial statements.

DECORA, INCORPORATED
(a wholly-owned subsidiary of Decora Industries, Inc.)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


  1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Decora, Incorporated (the "Company"), a wholly-owned subsidiary of Decora Industries, Inc. (the "Parent"), is a leading manufacturer and marketer of self-adhesive consumer decorative and surface coverings and other specialty industrial products. The Company's principal products are sold under the Con-Tact brand name and are primarily manufactured at its production facility in Fort Edward, New York. The Company considers its operations to constitute a single business segment.

        The accompanying financial statements reflect the "push-down" basis of accounting in that the original acquisition debt incurred by the Parent in 1990 and the resulting goodwill have been allocated to the Company.

        FAIR VALUE OF FINANCIAL INSTRUMENTS

        The fair values of cash, accounts receivable, accounts payable and accrued expenses approximate their carrying values. All financial instruments are held for purposes other than trading.

        The Company's debt bears current market rates of interest and, therefore, the carrying amount is considered a reasonable approximation of fair value.

        CASH AND CASH EQUIVALENTS

        The Company invests surplus cash in highly liquid debt instruments which have original maturities of less than three months and are considered to be cash equivalents. Certain debt agreements require the payment of monthly sinking fund deposits in order to retire the debt. Cash balances transferred for this purpose are considered restricted and are separately stated in the accompanying financial statements.

        REVENUES AND RECEIVABLES

        Sales are recognized when products are shipped. Returns are accounted for on the accrual basis.

        INVENTORIES

        Inventories are stated at the lower of cost (first-in, first-out method) or market.

        PROPERTY AND EQUIPMENT

        Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally five to thirty years.

        GOODWILL AND OTHER INTANGIBLES

        The excess of the aggregate purchase price over the fair value of the net assets of businesses acquired has been recorded as goodwill and is being amortized on the straight-line method over forty years. Other intangibles are amortized over periods ranging from twenty to forty years.

        LONG-LIVED ASSETS

        The Company assesses impairment losses to be recorded on long-lived assets when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. No impairment charges were required for fiscal 1999, 1998 or 1997.

DECORA, INCORPORATED
(a wholly-owned subsidiary of Decora Industries, Inc.)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


        INCOME TAXES

        The Company files a consolidated federal tax return with the Parent. The Parent and the Company have an informal tax sharing agreement which calls for the Company to record its current and deferred tax exposure as if it were a separate taxpayer. The provision for income taxes is provided based on the liability method of accounting pursuant to SFAS No. 109, Accounting for Income Taxes. Deferred income taxes are recorded to reflect expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns, but not both. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in the years in which the differences are expected to reverse.

        RESEARCH AND DEVELOPMENT

        Research and development costs related to both present and future products are expensed as incurred and amounted to $271,000, $239,000 and $216,000 in fiscal 1999, 1998 and 1997, respectively.

        USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues, costs and expenses during the reporting period. Actual results may differ from those estimates.

        RECLASSIFICATIONS

        Certain reclassifications have been made to prior years' amounts in order to conform to the current year presentation.


   2.   RUBBERMAID DECORATIVE COVERINGS GROUP ACQUISITION

        On April 29, 1998, the Company acquired certain assets, which had constituted Rubbermaid, Inc.'s ("Rubbermaid") Decorative Coverings Group (the "DCG"), for an initial purchase price (subject to a purchase price contingency of $2.5 million based upon calendar 1998 DCG sales levels) of approximately $62.5 million (the "Rubbermaid Acquisition"). Based upon final 1998 calendar sales of the DCG, the purchase price was adjusted downward to approximately $60.5 million.

        The assets acquired included inventory, manufacturing equipment, tradenames (including the Con-Tact trademark) and all other rights to three product lines: (i) the Con-Tact self-adhesive coverings line that was manufactured exclusively for Rubbermaid by the Company, (ii) Shelf Liner, a proprietary product line that was manufactured by Rubbermaid, and (iii) the Grip Liner non-adhesive covering line which is manufactured by a third party pursuant to the terms of an exclusive manufacturing agreement.

DECORA, INCORPORATED
(a wholly-owned subsidiary of Decora Industries, Inc.)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


        The acquisition cost for the DCG of approximately $66.0 million (final purchase price of $60.5 million, adjusted for acquisition related closing costs of approximately $4.3 million and costs of $2.7 million related to the relocation/installation of the Shelf Liner equipment acquired, less amounts related to transition services of $1.5 million paid to Rubbermaid) was allocated to the assets acquired and liabilities assumed as follows:

        Inventory                                       $  7,000,000
        Property and equipment                             3,690,000

        Intangible assets:
          Con-Tact tradename                              20,300,000
          Customer relationships                          27,400,000
          Goodwill                                         8,567,000

        Accrued liabilities                                 (919,000)
                                                        ------------

                                                        $ 66,038,000
                                                        ============

        In order to finance the Rubbermaid Acquisition, the Parent issued senior secured notes (the "Notes"). A portion of the Note proceeds were advanced to the Company for the Rubbermaid Acquisition or approximately $60,800,000 (includes approximately $300,000 of accrued interest) and to refinance existing Company debt and pay-related fees (approximately $29,900,000). At the same time the Company entered into a three year, $15.0 million secured revolving line of credit (the "Credit Facility"). Its availability is based on a factor of the amount of the Company's accounts receivable and inventory. As of March 31, 1999, the Credit Facility had not been utilized.

        Direct financing transaction costs incurred of approximately $152,000 were deferred and are being amortized, on a straight-line basis, over the term of the respective financings.

        The results for fiscal 1999 were also impacted by a one-time non-cash charge of approximately $800,000 for the step-up in basis of certain DCG inventory acquired in the Rubbermaid Acquisition. This charge related primarily to inventory sold by the Company to Rubbermaid prior to the Rubbermaid Acquisition. Pursuant to purchase accounting, the manufacturer's profit related to such inventory must be reflected in the inventory basis upon the sale of such inventory.

        The Rubbermaid Acquisition was an acquisition of product lines for which separate financial statements were not maintained by Rubbermaid; therefore, pro forma unaudited operating results reflecting the Rubbermaid Acquisition had it occurred prior to April 29, 1998 are not presented.

DECORA, INCORPORATED
(a wholly-owned subsidiary of Decora Industries, Inc.)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


  3.    INVENTORIES

        Inventories consist of (000's):

                                   MARCH 31,
                              1999         1998
        Raw materials        $ 3,418      $ 3,131
        Work-in-process        6,230        1,626
        Finished goods        10,560        1,397
                             -------      -------

                             $20,208      $ 6,154
                             =======      =======


  4.    PROPERTY AND EQUIPMENT

        Property and equipment consist of (000's, except useful life data):

                                                USEFUL                 MARCH 31,
                                                 LIFE            1999             1998
                                               --------        --------         --------
        Land                                                   $    379         $    379
        Buildings                               20 - 30           6,932            4,673
        Machinery and equipment                   10             11,022            9,570
        Furniture and fixtures                     5              2,440              440
        Leasehold improvements                     5                617              617
        Construction-in-progress                                    852              568
                                                               --------         --------

                                                                 22,242           16,247

        Less:  accumulated depreciation                         (11,027)          (9,257)
                                                               --------         --------

                                                               $ 11,215         $  6,990
                                                               ========         ========


        Depreciation expense was $1,806,000, $1,478,000 and $1,652,000 for fiscal 1999, 1998 and 1997, respectively.

DECORA, INCORPORATED
(a wholly-owned subsidiary of Decora Industries, Inc.)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


  5.    GOODWILL AND OTHER INTANGIBLES

        Goodwill and other intangibles consist of the following (000's):

                                                      MARCH 31,
                                                1999             1998
        Goodwill                              $ 19,723         $ 11,156
        Less: accumulated amortization          (2,481)          (2,034)
                                              --------         --------

                                                17,242            9,122
                                              --------         --------

        Customer relationships                  27,400               --
        Con-Tact trademark                      20,300               --
        Cobra trademark                          2,000            2,000
        Other                                      230              280
                                              --------         --------

                                                49,930            2,280
        Less: accumulated amortization          (2,336)            (880)
                                              --------         --------

                                                47,594            1,400
                                              --------         --------

                                              $ 64,836         $ 10,522
                                              ========         ========

        Goodwill amortization was $446,000, $287,000 and $285,000 for fiscal 1999, 1998 and 1997, respectively. Amortization of other intangibles was $1,505,000, $117,000 and $133,000 for fiscal 1999, 1998 and 1997, respectively.


  6.    EMPLOYEE BENEFIT PLANS

        The Company and its union have executed an agreement to provide retirement benefits to qualified union employees through the Paper Industry Union - Management Pension Fund (the "Fund"). Based upon this agreement, the Company contributes a contractually agreed upon amount for each qualifying hour that a union employee works. Total contributions to the Fund were $344,000, $302,000, and $334,000 in fiscal 1999, 1998 and 1997, respectively.

        The Company has a profit sharing plan and a 401(k) plan covering its salaried employees. The Company does not contribute to the 401(k) plan. The Company contributes to the profit sharing plan based upon Company performance at the discretion of executive management. Total expense relative to the profit sharing contributions amounted to $69,000, $200,000, and $175,000 in fiscal 1999, 1998 and 1997, respectively.

DECORA, INCORPORATED
(a wholly-owned subsidiary of Decora Industries, Inc.)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


  7.    DEBT

        Debt consists of (000's):

                                                                 MARCH 31,
                                                          1999             1998
        Subordinated Loan (a)                           $     --         $ 18,000  *
        Term Loans (b)                                       122            6,910  *
        Lines of Credit (c)                                   --            2,500  *
        Industrial Development Revenue Bonds (d)           2,210            2,460
                                                        --------         --------

                                                           2,332           29,870

        Less: Amounts due within one year                   (331)            (326)
              Unamortized debt discount                       --             (770)
                                                        --------         --------
                                                        $  2,001         $ 28,774
                                                        ========         ========

        * Amounts were paid in full with a portion of the proceeds of the debt offering completed by the Parent in April 1998 (see Note 2). The amounts which would have been classified as current portion of debt at the end of fiscal 1998 have been reclassified to long-term debt due to the refinancing.

        Amounts maturing in fiscal 2000, 2001, 2002, 2003 and 2004 are:
        $331,000, $298,000, $250,000, $250,000 and $250,000, respectively.
        Substantially all of the Company's assets have been pledged as collateral. The Company's debt agreements generally prohibit the payment of dividends.

        (a) On September 30, 1997, the Company entered into an $18 million subordinated loan agreement with a Pension Fund to provide a portion of the financing for the Parent's acquisition of the stock of Konrad Hornschuch AG ("Hornschuch"), a German corporation. The Pension Fund was also granted Series A warrants for the Parent's stock which are exercisable for the purchase of 1,818,000 shares of common stock at an exercise price of $5.00 per share.

        (b) In September, 1995, the Company borrowed $375,000 from the Washington County Local Development Corporation. The loan bears interest at 5.00% and is payable in monthly installments ending September 1, 2000. It is secured by certain of the Company's property and equipment. As of March 31, 1999, the outstanding balance of this loan was $122,000.

             At March 31, 1998, the Company also had two term loans with its primary lender aggregating $6,712,000. The two loans of $3,837,000 and $2,875,000 bore interest at 30-day LIBOR plus 2.00% and were secured by certain accounts receivable, inventory and property and equipment; such term loans were repaid in full in April 1998.

DECORA, INCORPORATED
(a wholly-owned subsidiary of Decora Industries, Inc.)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


        (c) On April 28, 1998, the Company entered into a $15.0 million revolving line of credit which matures in May 2001 and is secured by various accounts receivable and inventory. The line of credit replaced two lines of credit which would have matured in August 1998. The amount outstanding under the facility, at the borrower's election, bears interest at either the lender's prime rate or LIBOR plus 2.25 basis points. There were no borrowings outstanding under the line of credit at March 31, 1999 and the full capacity of the agreement was available.

             The Company had a revolving line of credit of up to $6,000,000 which would have matured in August 1998 and was secured by various accounts receivable, inventory and equipment. The amount outstanding under the facility bore interest at prime plus 1-1/4%. On March 27, 1997, the Company established a second line of credit of up to $1,000,000 which also would have matured in August 1998, bore interest at prime plus 1.0% and was secured by certain accounts receivable. Availability under this credit facility was limited by specified percentages of certain international trade accounts receivable. At March 31, 1998, the amount outstanding under these lines of credit of $2,500,000 was repaid in full with the proceeds of the Notes.

        (d) On November 13, 1996, the Company borrowed $2,460,000 through the issuance of Tax-Exempt Industrial Development Revenue Bonds (Decora Project), Series 1996 by the Counties of Warren and Washington, New York Industrial Development Agency. These bonds mature on November 1, 2004, require sinking fund payments of $20,833 per month beginning November 1997 and bear interest at a floating rate which is adjusted weekly based on the remarketing agent's ability to re-market the bonds at par. As of March 31, 1999, the interest rate on the bonds was 3.05%. The bonds are credit enhanced through a letter of credit issued by the Company's primary lender and, in addition to interest on the bonds, the Company pays its primary lender an annual letter of credit fee equal to 1.50% of the outstanding balance of the letter of credit.

        (e) Effective April 1, 1997, the Company entered into an interest rate swap agreement with its primary bank lender which expires May 31, 1999. The agreement effectively converted $8,523,000 of its variable rate borrowings into fixed rate obligations. Under the terms of the agreement, the Company makes payments at a fixed rate of 8.58% and receives variable rate payments at LIBOR plus 200 basis points, repriced at the beginning of each month. While the underlying debt obligations have been repaid, the Company continues to make payments under the agreement until expiration in May 1999. The net amount paid or received is included in interest expense.

DECORA, INCORPORATED
(a wholly-owned subsidiary of Decora Industries, Inc.)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

  8.   INCOME TAXES

        Income taxes are summarized as follows (000's):

                                                        Year Ended March 31,
                                             1999            1998            1997
        Current provision:
          Federal                           $ 4,631         $   710         $   993
          State                                  15              35             100
                                            -------         -------         -------

                                              4,646             745           1,093
        Deferred provision (benefit)           (217)           (233)            (71)
                                            -------         -------         -------

                                            $ 4,429         $   512         $ 1,022
                                            =======         =======         =======




        The income tax benefit resulting from the extraordinary charge in the fiscal year ended March 31, 1999 was approximately $1,328,000.

        Net deferred tax assets (liabilities) are comprised of the following (000's):

                                                                   MARCH 31,
                                                              1999          1998
        CURRENT DEFERRED TAX ASSETS (LIABILITIES):

          Accruals                                            $ 144         $ 156
          Non-deductible reserves                               412           164
                                                              -----         -----

                                                              $ 556         $ 320
                                                              =====         =====

                                                              1999          1998
        NON-CURRENT DEFERRED TAX ASSETS (LIABILITIES):

          Depreciation                                        $(395)        $(466)
          Other, net                                           (329)         (288)
          Tax credits                                           175           208
                                                              -----         -----

                                                              $(549)        $(546)
                                                              =====         =====

        The Company had $152,000 in research and development tax credits at March 31, 1999, which begin to expire in 2005.

DECORA, INCORPORATED
(a wholly-owned subsidiary of Decora Industries, Inc.)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

        The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income as a result of the following (000's):

                                        Year Ended March 31,
                                   1999      1998      1997
Provision at statutory rate       $3,875    $ 443     $  840
Effect of permanent items            152      152        176
Other                                402      (83)         6
                                  ------    -----     ------

Income tax provision              $4,429    $ 512     $1,022
                                  ======    =====     ======

  9.    NON-RECURRING CHARGES

        The Statement of Income for fiscal 1998 reflects certain non-recurring charges totaling $672,000. Of these charges, $531,000 related to severance costs for U.S. work force reductions implemented in anticipation of operating synergies with the Parent's acquisition of Hornschuch and $141,000 related to print tooling redundancies between the two operations.


 10.    EXTRAORDINARY ITEM

        In conjunction with the Rubbermaid Acquisition, the Company repaid debt totalling approximately $27.5 million prior to maturity. As a result, the Company paid a one-time pre-payment penalty of approximately $2.2 million and wrote off unamortized deferred loan costs and debt discount totalling approximately $1.1 million. Consequently, an extraordinary charge of approximately $2.0 million (net of income taxes) was recorded in fiscal 1999.


 11.    COMMITMENTS AND CONTINGENCIES

        LEASES - The Company uses certain equipment and property under lease agreements, all of which are accounted for as operating leases. Rent expense was $161,000, $17,000 and $15,000, respectively. Rental commitments under long-term noncancellable operating leases are as follows (000's):

               Fiscal 2000                                         $151
               Fiscal 2001                                           98
               Fiscal 2002                                           97
               Fiscal 2003                                           97
               Fiscal 2004                                           40

DECORA, INCORPORATED
(a wholly-owned subsidiary of Decora Industries, Inc.)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

        LEGAL PROCEEDINGS - The Company is involved in various legal proceedings, the ultimate resolution of which, in the opinion of management, will not have a materially adverse impact on the financial condition, results of operations or cash flows of the Company.

        GUARANTEE OF PARENT DEBT - The Notes issued in connection with the Rubbermaid Acquisition (see Note 2) are fully and unconditionally guaranteed by the Company and are secured by a first-priority lien on all capital stock of the Company.

        MINIMUM PURCHASE AGREEMENT - In conjunction with the Rubbermaid Acquisition, the Company entered into an exclusive manufacturing agreement in which the Company is required to purchase at least $6 million of product annually. If the minimum purchase requirement is not met, the contract can be terminated at the option of the third-party manufacturer.

        CHANGE IN CONTROL AGREEMENTS - The Company has granted to a key executive a compensation arrangement such that a change in control of the Company and his subsequent termination would result in a payment of a multiple of annual compensation.


 12.    BUSINESS AND CREDIT CONCENTRATIONS

        Prior to the Rubbermaid Acquisition (see Note 2), the Company's primary customer was Rubbermaid which accounted for 84%, and 89% of net sales in fiscal 1998 and 1997, respectively. Accounts receivable from Rubbermaid at March 31, 1998 were $4,279,000. During fiscal 1999, the Company had three customers that represented 26%, 15% and 13% of the Company's net sales, respectively. The Company has no other unusual credit risks or concentrations. The Company estimates an allowance for doubtful accounts based upon the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in these factors could affect the Company's estimate.


 13.    RELATED PARTY TRANSACTIONS

        During fiscal 1999, 1998 and 1997, the Company paid management fees of approximately $1,000,000, $800,000 and $800,000, respectively, to the Parent which are included in selling, general and administrative expenses on the Statements of Income. These fees relate to various operating and management services.

        Due from affiliate represents the net intercompany transactions between the Company, the Parent and the Parent's German subsidiary. As more fully described in Note 2, the Parent advanced the Company approximately $85,800,000 from the proceeds of the Notes. In addition, Hornschuch loaned the Company approximately $10,000,000. Of the total amount advanced to the Company of approximately $95,800,000, approximately $60,800,000 was paid to Rubbermaid, approximately $29,900,000 was used to repay outstanding indebtedness and related fees and the balance was used to pay closing costs associated with the Rubbermaid Acquisition and for working capital purposes.

DECORA, INCORPORATED
(a wholly-owned subsidiary of Decora Industries, Inc.)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


        As more fully described in Note 7, the Company had borrowed $18,000,000 from a Pension Fund on October 1, 1997 to assist the Parent in financing the acquisition of the stock of Hornschuch. The funds were loaned to the Parent with $15,100,000 being used to acquire shares of Hornschuch and $2,900,000 of the remaining funds being used to retire certain indebtedness. The debt was issued with warrants to purchase shares of the Parent's common stock at an exercise price of $5.00 per share. The fair value of the warrant as of the date of issuance approximated $818,000, which was accounted for as debt discount and an increase to additional paid in capital.

        The average balance (due to)/from affiliates was $(69,686,000), $10,644,000 and $3,577,000 for fiscal 1999, 1998 and 1997, respectively.
        The Parent's sources of income are limited to the management fees received from the Company and the dividends, if any, that it receives from its foreign subsidiaries.

 14.    SUPPLEMENTAL CASH FLOW INFORMATION

        Changes in current assets and liabilities, exclusive of acquisitions and dispositions of subsidiaries, were as follows (000's):

                                                                              YEAR ENDED MARCH 31,
                                                                        1999          1998          1997
        (Increase) decrease in accounts receivable                     $(3,210)      $   231       $(2,017)
        (Increase) decrease in inventory                                (7,054)         (715)          564
        (Increase) decrease in other assets                                (89)         (155)          106
        Increase (decrease) in accounts payable                          2,059         1,250          (159)
        Increase (decrease) in accrued interest                         (1,106)          778          (133)
        Increase in accrued liabilities                                    957           494            27
                                                                       -------       -------       -------

                                                                       $(8,443)      $ 1,883       $(1,612)
                                                                       =======       =======       =======

        Supplemental cash flow information is as follows (000's):

        Cash paid during the year for interest                         $   322       $ 1,551       $ 1,816
                                                                       =======       =======       =======
        Cash paid during the year for income taxes                     $    90       $   184       $   194
                                                                       =======       =======       =======


        During fiscal 1997, 200,000 shares of the Parent's common stock and notes payable in the amount of $874,000 were issued upon the conversion of $1,642,000 of warrants to purchase stock in a subsidiary.

                               DECORA, INCORPORATED
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                               (AMOUNTS IN 000'S)


COLUMN A                                     COLUMN B                 COLUMN C               COLUMN D        COLUMN E
                                                             --------------------------
                                                             ADDITIONS
                                              BALANCE         CHARGED                                         BALANCE
                                                AT           (CREDITED)       ADDITIONS      DEDUCTIONS          AT
                                             BEGINNING       TO COSTS &          TO             FROM           END OF
DESCRIPTION                                  OF PERIOD        EXPENSES        GOODWILL        ACCOUNTS         PERIOD
Reserve deducted from asset
  to which it applied:

For the year ended
March 31, 1999
  Accounts receivable
    Reserves                                   $  170          $  486          $  919          $  212          $1,363

For the year ended
March 31, 1998
  Accounts receivable
    Reserves                                   $  499          $  146          $   --          $  475          $  170

For the year ended
March 31, 1997
  Accounts receivable
    Reserves                                   $  202          $  554          $   --          $  257          $  499

(a) Uncollectible receivables written off net of recoveries

For the year ended
March 31, 1999
  Inventory reserves                           $   92          $  723          $  300          $  518          $  597

For the year ended
March 31, 1998
  Inventory reserves                           $  130          $   74          $   --          $  112          $   92

For the year ended
March 31, 1997
  Inventory reserves                           $   --          $  130          $   --          $   --          $  130